Form 10-K
period 1996-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 1997-03-17
CIK 948409

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1996 Commission File No.
                            33-94848

                               OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to
________________

            CATERPILLAR FINANCIAL FUNDING CORPORATION
     (Exact name of Registrant as specified in its charter)

      Nevada                                     88-0342613
  (State or other jurisdiction of          (I.R.S.Employer
   incorporation or organization)          Identification Number)

    Greenview Plaza
    2950 East Flamingo Road, Suite C-3B
    Las Vegas, Nevada                                89121
(Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code:  (702) 735-2814


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not Applicable.








                Exhibit Index located at Page 6.




PART I.

Item 1.  Business

        Not Applicable.

Item 2.  Properties

     Caterpillar Financial Asset Trust 1996-A (the "Trust") is a trust established under the laws of the State of Delaware by the Trust Agreement dated as of May 1, 1996 (the "Trust Agreement") between Caterpillar Financial Funding Corporation (the "Seller") and Chase Manhattan Bank, Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust. Caterpillar Financial Services Corporation (the "Servicer") is the Servicer under a Sale and Servicing Agreement dated as of May 1, 1996 (the "Sale and Servicing Agreement") among the Servicer, the Seller and the Trust. On May 15, 1996 (the "Closing Date"), the Trust issued its 6.55% Asset Backed Certificates (the "Certificates") with an aggregate principal amount of $14,876,157. In addition, on the Closing Date, the Trust issued $85,000,000 aggregate principal amount of Class A-1 5.41% Money Market Asset Backed Notes (the "A-1 Notes"), $139,000,000 aggregate principal amount of Class A-2 5.90% Asset Backed Notes (the "A-2 Notes"), and $133,021,000 aggregate principal amount of class A-3 6.30% Asset Backed Notes (the "A-3 Notes"; together
with the A-1 and A-2 Notes, the "Notes").   The Certificates
evidence fractional undivided interest in the Trust. The Notes evidence debt obligations of the Trust. The Trust property includes (i) fixed rate retail installment sale contracts (the "Receivables") secured by new and used machinery manufactured primarily by Caterpillar Inc. (the "Financed Equipment") sold to the Trust by the Seller, (ii) all monies (including accrued interest) due thereunder on or after May 1, 1996, (iii) such amounts as from time to time may be held in one or more accounts established and maintained by the Servicer pursuant to the Sale and Servicing Agreement, (iv) the security interest in the Financed Equipment and certain other cross-collateralized equipment, (v) the rights to proceeds from claims on physical damage, credit life and disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vi) the proceeds of any repossessed Financed Equipment, (vii) the rights of the Seller under the Purchase Agreement dated as of May 1, 1996 (the "Purchase Agreement") between the Servicer and the Seller, (viii) the interest of the Seller in any proceeds from recourse to dealers of Financed Equipment with respect to receivables, (ix) interest earned on short-term investments made by the Trust, and
(x) any proceeds of the foregoing.

     As of May 1 ,1996, the Receivables had an aggregate principal balance of approximately $371,987,157. As of December
31, 1996, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $284,831,747.

     Reference is made to Exhibit 99.1, the Statement to Certificateholders for the fiscal year ended December 31, 1996, for additional information regarding principal and interest payments in respect of the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the year ending December 31, 1996.


Item 3.  Legal Proceedings

     The Registrant knows of no material pending legal proceedings involving either the Trust property, Trustee, Seller or Servicer in respect of the Trust.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fiscal year covered by this report to a vote of holders of either the Notes or Certificates.


PART II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     (a) To the best knowledge of the Registrant, there is no established public market for the Certificates.

     (b)  As of December 31, 1996, there were less than 50
Certificateholders of record.

     (c)  Not Applicable.

Item 6.  Selected Financial Data

     Not Applicable

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Not Applicable.

Item 8.  Financial Statements and Supplementary Data

                    Not Applicable.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

     Not Applicable.

Item 11.  Executive Compensation

     Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

          Not Applicable.

Item 13.  Certain Relationships and Related Transactions

     Not Applicable.







PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a) The following documents are filed as part of this report:

          Exhibit No.

          99.1   Statement to Certificateholders*

          99.2   Statement to Noteholders*

          99.3   Servicer's Certificate*

          99.4 Fiscal Year-End Statement (unaudited) for the period ended December 31, 1996

      *Relating to the monthly collection period ending December 31, 1996.

     (b)  Reports on Form 8-K

         Current report on Form 8-K dated December 27, 1996 (Item 7).

     (c)  Not Applicable.

     (d)  Not Applicable.

     Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the Registrant does not presently contemplate sending any such materials subsequent to the filing of this report.
                           Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        CATERPILLAR FINANCIAL FUNDING CORPORATION
                                                     (Registrant)




Dated: March 17,1997                      By:  /s/Paul J, Gaeto
                                               Paul J. Gaeto, Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date                       Signature              Title

March 17,1997        /s/Scott E. Harris            President and Director
                       (Scott E. Harris)           (Principal Executive
                                                     Officer)

March 17,1997       /s/Edward J. Scott             Treasurer(Principal
                      (Edward J. Scott)            Financial Officer)


March 17,1997       /s/C. David Brooks             Vice President and
                      (C. David Brooks)            Director (Principal
                                                   Accounting Officer)

March 17,1997       /s/Steven W. Simonson          Director
                      (Steven W. Simonson)












                          EXHIBIT INDEX





                          SEQUENTIALLY
                           EXHIBIT NO.
                          NUMBERED PAGE

 99.1          Statement to Certificateholders*                 7

 99.2          Statement to Noteholders*                        9

 99.3          Servicer's Certificate*                         11

 99.4          Fiscal Year-End Statement (unaudited) for       16
               the period ended December 31, 1996


 *Relating to the monthly collection period ending December 31,
                              1996.
            CATERPILLAR FINANCIAL FUNDING CORPORATION
          CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                     (Thousands of dollars)
                        December 31, 1996


Assets:
  Cash and cash equivalents                    $  1,174.9
  Investment in Caterpillar Financial Asset         282.1
    Trust
  Other Receivables                              26,689.3
Total assets                                   $ 28,146.3


Liabilities and stockholder's equity:
  Payable to Caterpillar Financial Services     $11,257.3
      Corp.
  Income taxes payable                            3,802.0
  Other liabilities                                 229.9
  Deferred income taxes                           (707.5)
Total liabilities                              $ 14,581.7


  Common stock - $1 par value                     5,255.3
    Authorized: 2,000 shares
    Issued and outstanding: one share
  Retained Earnings                               8,309.3
Total stockholder's equity                       13,564.6

Total liabilities and stockholder's equity     $ 28,146.3





            CATERPILLAR FINANCIAL FUNDING CORPORATION
     CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1996
                     (Thousands of dollars)


     Revenues:
       Miscellaneous Income                  $4,609.8
             Total revenues                   4,609.8

     Expenses:
       General, operating, and                  358.9
     administrative
             Total expenses                     358.9

     Profit on sale of securities             3,094.3

     Income before income taxes               7,345.2

     Provision for income taxes               2,575.5

             Net income                       4,769.7

     Retained earnings - beginning of year    3,539.6

     Retained earnings - end of year         $8,309.3