Form 10-K
period 1997-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 1998-03-26
CIK 948409

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1997 Commission File No.
                            33-94848

                               OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to
________________

            CATERPILLAR FINANCIAL FUNDING CORPORATION
     (Exact name of Registrant as specified in its charter)

              Nevada                                     88-
0342613
  (State or other jurisdiction of                   (I.R.S.
Employer
   incorporation or organization)
Identification Number)

         Greenview Plaza
         2950 East Flamingo Road, Suite C-3B
         Las Vegas, Nevada                                89121
(Address of principal executive offices)                   (Zip
Code)

 Registrant's telephone number, including area code:  (702) 735-
                              2814


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











PART I.

Item 1.  Business

        Not Applicable.

Item 2.  Properties

     Caterpillar Financial Asset Trust 1997-A ("Trust-A") is a trust established under the laws of the State of Delaware by the Trust Agreement dated May 1, 1997 (the "Trust-A Agreement") between Caterpillar Financial Funding Corporation (the "Seller") and Chase Manhattan Bank, Delaware, acting thereunder not in its individual capacity but solely as trustee of Trust-A. Caterpillar Financial Services Corporation (the "Servicer") is the Servicer under a Sale and Servicing Agreement dated May 1, 1997 between the Servicer, the Seller and Trust-A. On May 29, 1997, Trust-A issued:

    Asset Backed Certificates
    $  8,666,681 aggregate principal amount at 6.65%
    Asset Backed Notes
    $ 88,000,000 aggregate principal amount of Class A-1 5.7225% $128,000,000 aggregate principal amount of Class A-2 6.10% $108,100,000 aggregate principal amount of Class A-3 6.45%
    $ 13,870,000 aggregate principle amount of Class B 6.65%

The Certificates evidence fractional undivided interest in the Trust-A. The Notes evidence debt obligations of the Trust-A.

     Caterpillar Financial Asset Trust 1997-B ("Trust-B") is a trust established under the laws of the State of Delaware by the Trust Agreement dated November 1, 1997 (the "Trust-B Agreement") between the Seller and Chase Manhattan Bank, Delaware, acting thereunder not in its individual capacity but solely as trustee of Trust-B. Caterpillar Financial Services Corporation is the Servicer under a Sale and Servicing Agreement dated November 1, 1997 between the Servicer, the Seller and Trust-B. On November 25, 1997, Trust-B issued:

    Asset Backed Certificates
    $  7,861,558 aggregate principal amount at 6.35%
    Asset Backed Notes
    $ 81,000,000 aggregate principal amount of Class A-1 5.805% $110,900,000 aggregate principal amount of Class A-2 6.018% $102,091,000 aggregate principal amount of Class A-3 6.16% $ 12,577,000 aggregate principle amount of Class B 6.35%

The Certificates evidence fractional undivided interest in the Trust-B. The Notes evidence debt obligations of the Trust-B.

     The property of each Trust includes (i) fixed or variable rate retail installment sale contracts and/or equipment finance lease contracts secured by new and/or used machinery manufactured primarily by Caterpillar Inc. or its affiliate Mitsubishi Caterpillar Forklift America Inc.(the "Financed Equipment"), including rights to receive certain payments made with respect to such contracts sold to the Trust by the Seller, (collectively the "Receivables")(ii) all monies (including accrued interest) due or received thereunder on or after the applicable cutoff date, and
(iii) security interests in the Financed Equipment and certain other cross-collateralized equipment, (iv) amounts on deposit in certain trust accounts, including a related Collection Account, any Reserve Account, and Pre-Funding Account and any other account identified in the related Prospectus Supplement, and the proceeds thereof, (v) the rights to proceeds from claims on physical damage, credit life and disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vi) the proceeds of any repossessed Financed Equipment, (vii) the rights of the Seller under the related Purchase Agreement between the Servicer and the Seller, (viii) the interest of the Seller in any proceeds from recourse to dealers on such receivables, (ix) interest earned on short-term investments made by the Trust, and (x) any proceeds of the foregoing.

     As of December 31, 1997, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $563,177,440.

     For additional information regarding principal and interest payments in respect to the Certificates and the Notes and information regarding servicing compensation and other fees paid by Trust-A during the year ending December 31, 1997, refer to Exhibits 99.1 , the Statement to Certificate holders for the fiscal year ended December 31, 1997 for Trust-A. For additional information regarding principal and interest payments in respect of the Certificates and the Notes and information regarding servicing compensation and other fees paid by Trust-B during the year ending December 31, 1997, refer to Exhibits 99.4, the Statement to Certificate holders for the fiscal year ended December 31, 1997 for Trust-B.


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

     (b) As of December 31, 1997, there was one Certificate holder of record.

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

     Not Applicable.


PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a) The following documents are filed as part of this report:

          Exhibit No.

          99.1   Trust-A Statement to Certificate Holders *

           99.2   Trust-A Statement to Note Holders*

         99.3       Trust-A Servicer's Certificate*

           99.4   Trust-B Statement to Certificate Holders*

           99.5   Trust-B Statement to Note Holders*

          99.6 Trust-B Servicer's Certificate

           99.4 Fiscal Year-end Statement (unaudited) for the period ended
                  December 31, 1997

      *Relating to the monthly collection period ending December
31, 1997.

     (b)  Reports on Form 8-K

            Current report on Form 8-K dated February 25, 1998
(Item 7).

     (c)  Not Applicable.

     (d)  Not Applicable.

     Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificate holders, and the Registrant does not presently contemplate sending any such materials subsequent to the filing of this report.
                           Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        CATERPILLAR FINANCIAL FUNDING CORPORATION
                                                     (Registrant)




Dated: March 24,1998                    By:  /s/Paul J. Gaeto
Paul J. Gaeto, Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date                       Signature
Title


March 24,1998        _/s/Scott E. Harris          President
(Principle
                     (Scott E. Harris)         Executive Officer)


March 24,1998        /s/Edward J. Scott           Treasurer
(Principal
                     (Edward J. Scott)              Financial
Officer)


March 24,1998        /s/James L. Mills_           CFO (Principle
                     (James L. Mills)               Accounting
Officer)













                          EXHIBIT INDEX





                          SEQUENTIALLY
                           EXHIBIT NO.
                          NUMBERED PAGE

     99.1        Trust-A Statement to Certificate holders*
8

     99.2        Trust-A Statement to Note holders*
10

     99.3             Trust-A Servicer's Certificate*
       12

      99.4     Trust-B Statement to Certificate Holders*
16

      99.5     Trust-B Statement to Note Holders*
18

     99.6      Trust-B Servicer's Certificate
20

     99.4             Fiscal Year-end Statement (unaudited) for the
       24
                    period ended December 31, 1997


   *Relating to the monthly collection period ending December 31,
                                                            1997.
                                                     Exhibit 99.4
            CATERPILLAR FINANCIAL FUNDING CORPORATION
          CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                     (Thousands of dollars)
                        December 31, 1997


Assets:
  Cash and cash equivalents                    $  1,408.8
  Investment in Caterpillar Financial Asset      16,823.3
Trust
  Other Receivables                              35,779.5
  Deferred income taxes                             527.1
Total assets                                   $ 54,538.7


Liabilities and stockholder's equity:
  Payable to Caterpillar Financial Services     $31,915.0
Corp.
  Income taxes payable                            5,610.4
  Other liabilities                                 806.4
Total liabilities                              $ 38,331.8


  Common stock - $1 par value                     4,204.2
    Authorized: 2,000 shares
    Issued and outstanding: one share
  Retained Earnings                              12,002.7
Total stockholder's equity                       16,206.9

Total liabilities and stockholder's equity     $ 54,538.7





            CATERPILLAR FINANCIAL FUNDING CORPORATION
     CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE YEAR ENDED DECEMBER 31,1997
                     (Thousands of dollars)

     Revenues:
       Profit on sale of securities                 $
                                              1,091.9
       Securitization income                  4,994.5
       Miscellaneous income                      56.0
             Total revenues                   6,142.4

     Expenses:
       General, operating, and                  463.2
     administrative
             Total expenses                     463.2

     Income before income taxes               5,682.2

     Provision for income taxes               1,988.8

             Net income                       3,693.4

     Retained earnings - beginning of year    8,309.3

     Retained earnings - end of year         $12,002.
                                                    7