Form 10-K
period 1998-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 1999-03-30
CIK 948409

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1998 Commission File No.
                            33-94848

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

PART I.

Item 1.  Business

        Not Applicable.

Item 2.  Properties

     Caterpillar Financial Asset Trust 1998-A ("Trust-A") is a trust established under the laws of the State of Delaware by the Trust Agreement dated July 1, 1998 (the "Trust-A Agreement") between Caterpillar Financial Funding Corporation (the "Seller") and Chase Manhattan Bank, Delaware, acting thereunder not in its individual capacity but solely as trustee of Trust-A. Caterpillar Financial Services Corporation (the "Servicer") is the Servicer under a Sale and Servicing Agreement dated July 1, 1998 between the Servicer, the Seller and Trust-A. On July 31, 1998, Trust-A issued:

  Asset Backed Certificates
    $  16,388,534 aggregate principal amount
  Asset Backed Notes
    $164,000,000 aggregate principal amount of Class A-1 5.6375% $218,000,000 aggregate principal amount of Class A-2 5.75% $183,114,000 aggregate principal amount of Class A-3 5.85%
    $ 24,176,000 aggregate principle amount of Class B 5.85%

The Certificates evidence fractional undivided interests in the Trust-A. The Notes evidence debt obligations of the Trust-A.

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

  Asset Backed Certificates
    $  7,861,558 aggregate principal amount at 6.35%
  Asset Backed Notes
    $ 81,000,000 aggregate principal amount of Class A-1 5.805% $110,900,000 aggregate principal amount of Class A-2 6.018% $102,091,000 aggregate principal amount of Class A-3 6.16% $ 12,577,000 aggregate principle amount of Class B 6.35%

The Certificates evidence fractional undivided interests in the Trust-B. The Notes evidence debt obligations of the Trust-B.

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

     As of December 31, 1998, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $679,373,350.

     For additional information regarding principal and interest payments in respect to the Certificates and the Notes and information regarding servicing compensation and other fees paid by Trust-A during the year ending December 31, 1998, refer to Exhibits 99.1 - 99.3 for Trust-A. For additional information regarding principal and interest payments in respect of the Certificates and the Notes and information regarding servicing compensation and other fees paid by Trust-B during the year ending December 31, 1998, refer to Exhibits 99.4 - 99.6 for Trust-B.


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

     (b) As of December 31, 1998, there was one Certificate holder of record.

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

     Not Applicable.


PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a) The following documents are filed as part of this report:

          Exhibit No.

       99.1   Trust-A Subordinated Interests Servicer Report *

       99.2   Trust-A Statement to Noteholders*

       99.3   Trust-A Servicer's Certificate*

       99.4   Trust-B Statement to Certificateholders*

       99.5   Trust-B Statement to Noteholders*

       99.6   Trust-B Servicer's Certificate

       99.7   Fiscal Year-end Statement (unaudited) for the period ended
                  December 31, 1998

 *Relating to the annual collection period ending December 31, 1998.

     (b)  Reports on Form 8-K

     Current report on Form 8-K dated February 25, 1999 (Item 7).

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




                        CATERPILLAR FINANCIAL FUNDING CORPORATION
                                                     (Registrant)


Dated: March 30,1999                    By:  /s/Paul J. Gaeto
                                            Paul J. Gaeto, Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date                       Signature
Title


March 30,1999        _/s/Scott E. Harris       President (Principal
                     (Scott E. Harris)         Executive Officer)


March 30,1999        /s/Edward J. Scott        Treasurer(Principal
                     (Edward J. Scott)         Financial Officer)


March 30,1999        /s/James L. Mills_        CFO (Principal
                     (James L. Mills)          Accounting Officer)

                          EXHIBIT INDEX

  EXHIBIT NO.                                               Page Number

  99.1        Trust-A Statement to Certificateholders*         8

  99.2        Trust-A Statement to Noteholders*               10

  99.3        Trust-A Servicer's Certificate*                 12

  99.4        Trust-B Statement to Certificateholders*        16

  99.5        Trust-B Statement to Noteholders*               19

  99.6        Trust-B Servicer's Certificate                  22

  99.4        Fiscal Year-end Statement (unaudited) for the
              period ended December 31, 1998                  28


*Relating to the annual collection period ending December 31, 1998.

                                                     Exhibit 99.7
            CATERPILLAR FINANCIAL FUNDING CORPORATION
          CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                     (Thousands of dollars)
                        December 31, 1998


Assets:
  Cash and cash equivalents                      $  303.9
  Investment in Caterpillar Financial Asset      33,087.1
Trust
  Other Receivables                              32,803.0
  Deferred income taxes                             601.5
Total assets                                   $ 66,795.5


Liabilities and stockholder's equity:
  Payable to Caterpillar Financial Services     $45,976.3
Corp.
  Income taxes payable                            3,690.6
  Other liabilities                                  70.2
Total liabilities                              $ 49,737.1


  Common stock - $1 par value                     2,002.8
    Authorized: 2,000 shares
    Issued and outstanding: one share
  Retained Earnings                              15,055.6
Total stockholder's equity                       17,058.4

Total liabilities and stockholder's equity     $ 66,795.5





            CATERPILLAR FINANCIAL FUNDING CORPORATION
     CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE YEAR ENDED DECEMBER 31,1998
                     (Thousands of dollars)

     Revenues:
       Securitization income                  6,048.6
       Miscellaneous income                     601.7
             Total revenues                   6,650.3

     Expenses:
       Loss on Sale of Securities             1,684.4
       General, operating, and administrative   268.1
       Other expense                              1.0
             Total expenses                   1,953.5

     Income before income taxes               4,696.8

     Provision for income taxes               1,643.9

             Net income                       3,052.9

     Retained earnings - beginning of year   12,002.7

     Retained earnings - end of year        $15,055.6