Form 10-K
period 1999-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 2000-03-30
CIK 948409

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999 Commission File No. 33-94848

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

4040 South Eastern Ave Suite 344

Las Vegas, Nevada 89121

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (702) 735-2514

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

Caterpillar Financial Asset Trust 1999-A ("Trust-B") is a trust established under the laws of the State of Delaware by the Trust Agreement dated July 1, 1999 (the "Trust-B Agreement") between the Seller and Chase Manhattan Bank, Delaware, acting thereunder not in its individual capacity but solely as trustee of Trust-B. Caterpillar Financial Services Corporation is the Servicer under a Sale and Servicing Agreement dated July 1, 1999 between the Servicer, the Seller and Trust-B. On July 21, 1999, Trust-B issued:

  Asset Backed Certificates
    $ 17,764,812 aggregate principal amount
  Asset Backed Notes
    $ 155,000,000 aggregate principal amount of Class A-1 5.365%
    $ 125,000,000 aggregate principal amount of Class A-2 5.90%
    $ 270,000,000 aggregate principal amount of Class A-3 6.20%
    $ 23,656,000 aggregate principle amount of Class B 6.55%

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

As of December 31, 1999, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $775,183,187.

For additional information regarding principal and interest payments in respect to the Certificates and the Notes and information regarding servicing compensation and other fees paid by Trust-A during the year ending December 31, 1999, refer to Exhibits 99.1 - 99.3 for Trust-A. For additional information regarding principal and interest payments in respect of the Certificates and the Notes and information regarding servicing compensation and other fees paid by Trust-B during the year ending December 31, 1998, refer to Exhibits 99.4 - 99.6 for Trust-B.

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

(b) As of December 31, 1999, there was one Certificate holder of record.

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

December 31, 1999

*Relating to the annual collection period ending December 31, 1999.

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

(Registrant)

Dated: March 30,2000 By: /s/Paul J. Gaeto Paul J. Gaeto, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date Signature Title

March 30,2000 _/s/Scott E. Harris President (Principle

(Scott E. Harris) Executive Officer)

March 30,2000 /s/Edward J. Scott Treasurer (Principal

(Edward J. Scott) Financial Officer)

March 30,2000 /s/James L. Mills_ CFO (Principle

(James L. Mills) Accounting Officer)

EXHIBIT INDEX

SEQUENTIALLY

EXHIBIT NO. NUMBERED PAGE

99.1 Trust-A Statement to Certificateholders* 8

99.2 Trust-A Statement to Noteholders* 10

    Trust-A Servicer's Certificate* 12

99.4 Trust-B Statement to Certificateholders* 16

99.5 Trust-B Statement to Noteholders* 19

99.6 Trust-B Servicer's Certificate 22

    Fiscal Year-end Statement (unaudited) for the 28

period ended December 31, 1999

*Relating to the annual collection period ending December 31, 1999.

Exhibit 99.7

CATERPILLAR FINANCIAL FUNDING CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

December 31, 1999

Assets:
Cash and cash equivalents	$ 323.1
Investment in Caterpillar Financial Asset Trust	47,130.7
Other Receivables	30,515.9
Deferred income taxes	758.8
Total assets	$ 78,728.50

Liabilities and stockholder's equity:
Payable to Caterpillar Financial Services Corp.	$58,895.9
Income taxes payable	720.9
Other liabilities	189.5
Total liabilities	$ 59,806.30

Common stock - $1 par value	755.8
Authorized: 2,000 shares
Issued and outstanding: one share
Retained Earnings	18,166.4
Total stockholder's equity	18,922.20

Total liabilities and stockholder's equity	$ 78,728.50

CATERPILLAR FINANCIAL FUNDING CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

FOR THE YEAR ENDED DECEMBER 31,1999

(Thousands of dollars)

Revenues:
Securitization income	6,597.8
Miscellaneous income	55.2
Total revenues	6,653.0

Expenses:
Loss on Sale of Securities	1,540.8
General, operating, and administrative	324.3
Other expense	2.0
Total expenses	1,867.1

Income before income taxes	4,785.9

Provision for income taxes	1,675.1

Net income	3,110.8

Retained earnings - beginning of year	15,055.6

Retained earnings - end of year	$18,166.4