Form 10-K
period 2000-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 2001-03-30
CIK 948409

10k 2000

SUBORDINATED INTERESTS SERVICER REPORT	EXHIBIT 99.1

ORIGINAL DEAL PARAMETERS
Certificate Balance	$17,764,812.00

INPUTS FROM PREVIOUS PERIOD STATEMENT TO CERTIFICATEHOLDER
Certificate Balance	N/A

CALCULATION OF DISTRIBUTABLE AMOUNTS
Deposit to Certificate Distribution Account from Collection Account plus	$0.00
Deposit to Certificate Distribution Account from Principal Distribution Account	$0.00
Deposit to Certificate Distribution Account from Reserve Account	$0.00
Total Deposit to Certificate Distribution Account	$0.00

DISTRIBUTIONS FROM CERTIFICATE DISTRIBUTION ACCOUNT
1. Principal to Fixed Rate Certificateholders	$0.00
2. Any remaining amounts to the Seller	$0.00

SUMMARY OF DISTRIBUTIONS
Certificates Principal Paid	$0.00
Ending Certificates Principal Balance	$17,764,812.00

Remaining amounts to the Seller	$0.00

STATEMENT TO NOTEHOLDERS	EXHIBIT 99.2

(i) Amount of principal being paid on Notes

(a) Class A-1 Notes (CUSIP No. 149114 AZ3)	$45,496,920.34
per $1,000 original principal balance	$293.53

(b) Class A-2 Notes (CUSIP No. 149114 BA7)	$125,000,000.00
per $1,000 original principal balance	$1,000.00

(c) Class A-3 Notes (CUSIP No. 149114 BB5)	$19,159,712.74
per $1,000 original principal balance	$70.96

(d) Class B Notes (CUSIP No. 149114 BC3)	$0.00
per $1,000 original principal balance	$0.00

(f) Total	$189,656,633.08

(ii) Amount of interest being paid on Notes

(a) Class A-1 Notes (CUSIP No. 149114 AZ3)	$404,349.22
per $1,000 original principal balance	$2.61

(b) Class A-2 Notes (CUSIP No. 149114 BA7)	$4,552,247.25
per $1,000 original principal balance	$36.42

(c) Class A-3 Notes (CUSIP No. 149114 BB5)	$16,713,730.29
per $1,000 original principal balance	$61.90

(d) Class B Notes (CUSIP No. 149114 BC 3)	$1,549,468.00
per $1,000 original principal balance	$65.50

(f) Total	$23,219,794.76

(iii) (a) Aggregate Contract Balance at end of related collection period	$293,266,756.88
(b)Note Value at end of related collection period	$292,199,946.61

(iv) After giving effect to distributions on this Distribution Date

(a) (1) outstanding principal amount of Class A-1 Notes	$0.00
(2) Class A-1 Note Pool Factor	-

(b) (1) outstanding principal amount of Class A-2 Notes	$0.00
(2) Class A-2 Note Pool Factor	-

(c) (1) outstanding principal amount of Class A-3 Notes	$250,840,287.26
(2) Class A-3 Note Pool Factor	0.93

(d) (1) outstanding principal amount of Class B Notes	$23,656,000.00
(2) Class B Note Pool Factor	1.00

(v) Amount of Servicing Fee paid	$2,922,194.80

(vi) Aggregate Amount of Realized Losses for Collection Period	$2,038,860.93

(vii) Aggregate Purchase Amounts for Collection Period	$40,471.10

(viii) Balance of Reserve Account at end of related Collection Period	$7,392,760.00

(ix) Specified Reserve Account Balance at end of related Collection Period	$7,392,760.00

Caterpillar Financial Asset Trust 1999-A
SERVICING REPORT

Distribution Date	2000 YEAR END
Transaction Month

Collection Period Month Begin
Collection Period Month End	YEAR END STATEMENT
Previous Payment Date (or Closing Date)	AS OF 12/31/00
Actual Days in Accrual Period	0

ORIGINAL DEAL PARAMETERS
Initial Note Value	$591,420,812.00
Initial Aggregate Contract Balance	$593,653,284.55
Number of Contracts	6,786
Wtd. Avg. APR	7.11%
Wtd. Avg. Remaining Term	43
Annual Servicing Fee Rate	1.00%
Reserve Account Initial Deposit	$7,392,760.00
Class A-1 Note Original Principal Balance	$155,000,000.00
Class A-1 Note Rate	5.3650%
Class A-1 Note Final Scheduled Distribution Date	July 25, 2000
Class A-1 CUSIP Number	149114 AZ3
Class A-2 Note Original Principal Balance	$125,000,000.00
Class A-2 Note Rate	5.90%
Class A-2 Note Final Scheduled Distribution Date	March 25, 2002
Class A-2 CUSIP Number	149114 BA7
Class A-3 Note Original Principal Balance	$270,000,000.00
Class A-3 Note Rate	6.20%
Class A-3 Note Final Scheduled Distribution Date	April 26, 2004
Class A-3 CUSIP Number	149114 BB5
Class B Note Original Principal Balance	$23,656,000.00
Class B Note Rate	6.55%
Class B Note Final Scheduled Distribution Date	July 25, 2005
Class B CUSIP Number	149114 BC3
Certificate Balance	$17,764,812.00

INPUTS FROM PREVIOUS PERIOD SERVICER REPORT
Note Value	N/A
Aggregate Contract Balance	N/A
Number of Contracts	N/A
Wtd. Avg. APR	N/A
Wtd. Avg. Remaining Term	N/A
Reserve Account Balance	N/A
Class A-1 Note Outstanding Principal Balance	N/A
Class A-1 Note Interest Shortfall	N/A
Class A-2 Note Outstanding Principal Balance	N/A
Class A-2 Note Interest Shortfall	N/A
Class A-3 Note Outstanding Principal Balance	N/A
Class A-3 Note Interest Shortfall	N/A
Class B Note Outstanding Principal Balance	N/A
Class B Note Interest Shortfall	N/A
Servicing Fee Shortfall	N/A

CURRENT COLLECTION PERIOD ACTIVITY
Total Interest Collections	$27,531,730.87
Total Principal Collections	$183,108,903.82
Residual Collections	$925,326.82
Warranty Repurchases Contracts	$40,471.10
Administrative Repurchases	$0.00
Liquidation Proceeds	$3,604,187.06
Reserve Account Reinvestment Income	$594,002.97
Total Available Amount	$215,804,622.64

Beginning Note Value	N/A
Ending Note Value	$292,199,946.61
Beginning Aggregate Contract Balance	N/A
Ending Aggregate Contract Balance	$293,266,756.88
Number of Contracts at Beginning of Period	5,615
Number of Contracts at End of Period	5,524
Wtd. Avg. APR	7.09%
Wtd. Avg. Remaining Term	26
Aggregate Scheduled Amounts 31-60 days past due	$6,913,435.00
Aggregate Scheduled Amounts 61 days or more past due	$5,757,671.26
Net Losses on Liquidated Receivables this Period	$2,038,860.93
Repossessed Equipment not Sold or Reassigned (Beginning)	$2,694,293.33
Repossessed Equipment not Sold or Reassigned (End)	$2,881,656.09

CALCULATION OF DISTRIBUTABLE AMOUNTS
Servicing Fee Due	$9,014,018.71
Is CFSC or Affiliate Servicer (Yes / No)?	Yes

Administration Fee	$6,000.00

Class A-1 Noteholders' Monthly Interest Distributable Amount	$404,349.22
Class A-1 Noteholders' Interest Carryover Shortfall	$0.00
Class A-1 Noteholders' Interest Distributable Amount	$404,349.22

Class A-2 Noteholders' Monthly Interest Distributable Amount	$4,552,247.25
Class A-2 Noteholders' Interest Carryover Shortfall	$0.00
Class A-2 Noteholders' Interest Distributable Amount	$4,552,247.25

Class A-3 Noteholders' Monthly Interest Distributable Amount	$16,713,730.29
Class A-3 Noteholders' Interest Carryover Shortfall	$0.00
Class A-3 Noteholders' Interest Distributable Amount	$16,713,730.29

Class A Noteholders' Monthly Interest Distributable Amount	$21,670,326.76
Class A Noteholders' Interest Carryover Shortfall	$0.00
Class A Noteholders' Interest Distributable Amount	$21,670,326.76

First Priority Principal Distribution Amount	$0.00

Class B Noteholders' Monthly Interest Distributable Amount	$1,549,468.00
Class B Noteholders' Interest Carryover Shortfall	$0.00
Class B Noteholders' Interest Distributable Amount	$1,549,468.00

Second Priority Principal Distribution Amount	$0.00

Regular Principal Distribution Amount	$189,957,053.98

Total Required Payment	$23,219,794.76

Draw from Reserve Account	$0.00

Total Distribution Amount	$215,804,622.64

DISTRIBUTIONS FROM COLLECTION ACCOUNT
1. Servicing Fee (if CFSC or Affiliate is NOT servicer)	$0.00
2. Administration Fee (if CFSC or Affiliate is NOT servicer)	$6,000.00
3. Class A Noteholders' Interest Distributable Amount to Class A Noteholders	$21,670,326.76
4. First Priority Principal Distribution Amount to Principal Distribution Account	$0.00
5. Class B Noteholders' Interest Distributable Amount to Class B Noteholders	$1,549,468.00
6. Second Priority Principal Distribution Amount to Principal Distribution Account	$0.00
7. Deposit to Reserve Account	$0.00
8. Regular Principal Distribution Amount to Principal Distribution Account	$189,656,633.08
9. Servicing Fee (if CFSC or Affiliate IS servicer)	$2,922,194.80
10. Deposit to Certificate Distribution Account	$0.00

DISTRIBUTIONS FROM PRINCIPAL DISTRIBUTION ACCOUNT
1. Principal to Class A-1 Noteholders	$45,496,920.34
2. Principal to Class A-2 Noteholders	$125,000,000.00
3. Principal to Class A-3 Noteholders	$19,159,712.74
4. Principal to Class B Noteholders	$0.00
5. Deposit to Certificate Distribution Account	$0.00

RECONCILIATION OF RESERVE ACCOUNT
Beginning Reserve Account Balance	N/A
Draw from Reserve Account to cover shortfalls	$0.00
Interim Specified Reserve Account Balance	$7,392,760.00
Deposit to Reserve Account Needed	$0.00
Deposit to Reserve Account from Collection Account	$0.00
Specified Reserve Account Balance	$7,392,760.00
Reserve Account Release deposited into Certificate Distribution Account	$0.00
Ending Reserve Account Balance	$7,392,760.00

SUMMARY OF DISTRIBUTIONS
Servicing Fee Paid to Servicer	$2,922,194.80
Servicing Fee Shortfall	$6,091,823.92

Class A-1 Interest Paid	$404,349.22
Class A-1 Interest Shortfall	$0.00
Class A-1 Principal Paid	$45,496,920.34
Ending Class A-1 Principal Balance	$0.00

Class A-2 Interest Paid	$4,552,247.25
Class A-2 Interest Shortfall	$0.00
Class A-2 Principal Paid	$125,000,000.00
Ending Class A-2 Principal Balance	$0.00

Class A-3 Interest Paid	$16,713,730.29
Class A-3 Interest Shortfall	$0.00
Class A-3 Principal Paid	$19,159,712.74
Ending Class A-3 Principal Balance	$250,840,287.26

Class B Interest Paid	$1,549,468.00
Class B Interest Shortfall	$0.00
Class B Principal Paid	$0.00
Ending Class B Principal Balance	$23,656,000.00

Deposit to Certificate Distribution Account	$0.00

Last Updated on 3/29/01
By cfs