Form 10-K
period 2001-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 2002-03-26
CIK 948409

Sheet1

Caterpillar Financial Asset Trust, 1999-A

STATEMENT TO CERTIFICATEHOLDER	EXHIBIT 99.1

ORIGINAL DEAL PARAMETERS
Certificate Balance	$17,764,812.00

INPUTS FROM PREVIOUS PERIOD STATEMENT TO CERTIFICATEHOLDER
Certificate Balance	N/A

CALCULATION OF DISTRIBUTABLE AMOUNTS
Deposit to Certificate Distribution Account from Collection Account plus	$0.00
Deposit to Certificate Distribution Account from Principal Distribution Account	$0.00
Deposit to Certificate Distribution Account from Reserve Account	$0.00
Total Deposit to Certificate Distribution Account	$0.00

DISTRIBUTIONS FROM CERTIFICATE DISTRIBUTION ACCOUNT
1. Principal to Fixed Rate Certificateholders	$0.00
2. Any remaining amounts to the Seller	$0.00

SUMMARY OF DISTRIBUTIONS
Certificates Principal Paid	$0.00
Ending Certificates Principal Balance	$17,764,812.00

Remaining amounts to the Seller	$0.00

Caterpillar Financial Asset Trust, 1999-A

STATEMENT TO NOTEHOLDERS	EXHIBIT 99.2

Distribution Date	Year End Statement

(i) Amount of principal being paid on Notes

(a) Class A-1 Notes (CUSIP No. 149114 AZ3)	$0.00
per $1,000 original principal balance	$0.00

(b) Class A-2 Notes (CUSIP No. 149114 BA7)	$0.00
per $1,000 original principal balance	$0.00

(c) Class A-3 Notes (CUSIP No. 149114 BB5)	$161,861,924.93
per $1,000 original principal balance	$599.49

(d) Class B Notes (CUSIP No. 149114 BC3)	$0.00
per $1,000 original principal balance	$0.00

(f) Total	$161,861,924.93

(ii) Amount of interest being paid on Notes

(a) Class A-1 Notes (CUSIP No. 149114 AZ3)	$0.00
per $1,000 original principal balance	$0.00

(b) Class A-2 Notes (CUSIP No. 149114 BA7)	$0.00
per $1,000 original principal balance	$0.00

(c) Class A-3 Notes (CUSIP No. 149114 BB5)	$10,960,746.01
per $1,000 original principal balance	$40.60

(d) Class B Notes (CUSIP No. 149114 BC 3)	$1,549,468.00
per $1,000 original principal balance	$65.50

(f) Total	$12,510,214.01

(iii) (a) Aggregate Contract Balance at end of related collection period	$130,363,923.08
(b)Note Value at end of related collection period	$129,884,023.84

(iv) After giving effect to distributions on this Distribution Date

(a) (1) outstanding principal amount of Class A-1 Notes	$0.00
(2) Class A-1 Note Pool Factor	-

(b) (1) outstanding principal amount of Class A-2 Notes	$0.00
(2) Class A-2 Note Pool Factor	-

(c) (1) outstanding principal amount of Class A-3 Notes	$108,138,075.07
(2) Class A-3 Note Pool Factor	0.40

(d) (1) outstanding principal amount of Class B Notes	$23,656,000.00
(2) Class B Note Pool Factor	1.00

(v) Amount of Servicing Fee paid	$943,463.37

(vi) Aggregate Amount of Realized Losses for Collection Period	$2,220,292.20

(vii) Aggregate Purchase Amounts for Collection Period	$138,664.66

(viii) Balance of Reserve Account at end of related Collection Period	$7,392,760.00

(ix) Specified Reserve Account Balance at end of related Collection Period	$7,392,760.00

Caterpillar Financial Asset Trust 1999-A
SERVICING REPORT	EXHIBIT 99.3

Collection Period Month Begin
Collection Period Month End	YEAR END STATEMENT
Previous Payment Date (or Closing Date)	AS OF 12/31/01
Actual Days in Accrual Period	0

ORIGINAL DEAL PARAMETERS
Initial Note Value	$591,420,812.00
Initial Aggregate Contract Balance	$593,653,284.55
Number of Contracts	6,786
Wtd. Avg. APR	7.11%
Wtd. Avg. Remaining Term	43
Annual Servicing Fee Rate	1.00%
Reserve Account Initial Deposit	$7,392,760.00
Class A-1 Note Original Principal Balance	$155,000,000.00
Class A-1 Note Rate	5.3650%
Class A-1 Note Final Scheduled Distribution Date	July 25, 2000
Class A-1 CUSIP Number	149114 AZ3
Class A-2 Note Original Principal Balance	$125,000,000.00
Class A-2 Note Rate	5.90%
Class A-2 Note Final Scheduled Distribution Date	March 25, 2002
Class A-2 CUSIP Number	149114 BA7
Class A-3 Note Original Principal Balance	$270,000,000.00
Class A-3 Note Rate	6.20%
Class A-3 Note Final Scheduled Distribution Date	April 26, 2004
Class A-3 CUSIP Number	149114 BB5
Class B Note Original Principal Balance	$23,656,000.00
Class B Note Rate	6.55%
Class B Note Final Scheduled Distribution Date	July 25, 2005
Class B CUSIP Number	149114 BC3
Certificate Balance	$17,764,812.00

INPUTS FROM PREVIOUS PERIOD SERVICER REPORT
Note Value	N/A
Aggregate Contract Balance	N/A
Number of Contracts	N/A
Wtd. Avg. APR	N/A
Wtd. Avg. Remaining Term	N/A
Reserve Account Balance	N/A
Class A-1 Note Outstanding Principal Balance	N/A
Class A-1 Note Interest Shortfall	N/A
Class A-2 Note Outstanding Principal Balance	N/A
Class A-2 Note Interest Shortfall	N/A
Class A-3 Note Outstanding Principal Balance	N/A
Class A-3 Note Interest Shortfall	N/A
Class B Note Outstanding Principal Balance	N/A
Class B Note Interest Shortfall	N/A
Servicing Fee Shortfall	N/A

CURRENT COLLECTION PERIOD ACTIVITY
Total Interest Collections	$14,880,153.75
Total Principal Collections	$155,706,308.26
Residual Collections	$297,994.25
Warranty Repurchases Contracts	$69,481.03
Administrative Repurchases	$69,183.63
Liquidation Proceeds	$3,952,573.94
Reserve Account Reinvestment Income	$345,907.45
Total Available Amount	$175,321,602.31

Beginning Note Value	N/A
Ending Note Value	$129,884,023.84
Beginning Aggregate Contract Balance	N/A
Ending Aggregate Contract Balance	$130,363,923.08
Number of Contracts at Beginning of Period	N/A
Number of Contracts at End of Period	3,920
Wtd. Avg. APR	7.02%
Wtd. Avg. Remaining Term	18
Aggregate Scheduled Amounts 31-60 days past due	$5,129,555.62
Aggregate Scheduled Amounts 61 days or more past due	$4,327,819.91
Net Losses on Liquidated Receivables this Period	$2,220,292.20
Repossessed Equipment not Sold or Reassigned (Beginning)	$2,881,656.09
Repossessed Equipment not Sold or Reassigned (End)	$2,015,180.96

CALCULATION OF DISTRIBUTABLE AMOUNTS
Servicing Fee Due	$3,283,077.11
Is CFSC or Affiliate Servicer (Yes / No)?	Yes

Administration Fee	$6,000.00

Class A-1 Noteholders' Monthly Interest Distributable Amount	$0.00
Class A-1 Noteholders' Interest Carryover Shortfall	$0.00
Class A-1 Noteholders' Interest Distributable Amount	$0.00

Class A-2 Noteholders' Monthly Interest Distributable Amount	$0.00
Class A-2 Noteholders' Interest Carryover Shortfall	$0.00
Class A-2 Noteholders' Interest Distributable Amount	$0.00

Class A-3 Noteholders' Monthly Interest Distributable Amount	$10,960,746.01
Class A-3 Noteholders' Interest Carryover Shortfall	$0.00
Class A-3 Noteholders' Interest Distributable Amount	$10,960,746.01

Class A Noteholders' Monthly Interest Distributable Amount	$10,960,746.01
Class A Noteholders' Interest Carryover Shortfall	$0.00
Class A Noteholders' Interest Distributable Amount	$10,960,746.01

First Priority Principal Distribution Amount	$0.00

Class B Noteholders' Monthly Interest Distributable Amount	$1,549,468.00
Class B Noteholders' Interest Carryover Shortfall	$0.00
Class B Noteholders' Interest Distributable Amount	$1,549,468.00

Second Priority Principal Distribution Amount	$0.00

Regular Principal Distribution Amount	$163,481,169.65

Total Required Payment	$12,510,214.01

Draw from Reserve Account	$0.00

Total Distribution Amount	$175,321,602.31

DISTRIBUTIONS FROM COLLECTION ACCOUNT
1. Servicing Fee (if CFSC or Affiliate is NOT servicer)	$0.00
2. Administration Fee (if CFSC or Affiliate is NOT servicer)	$6,000.00
3. Class A Noteholders' Interest Distributable Amount to Class A Noteholders	$10,960,746.01
4. First Priority Principal Distribution Amount to Principal Distribution Account	$0.00
5. Class B Noteholders' Interest Distributable Amount to Class B Noteholders	$1,549,468.00
6. Second Priority Principal Distribution Amount to Principal Distribution Account	$0.00
7. Deposit to Reserve Account	$0.00
8. Regular Principal Distribution Amount to Principal Distribution Account	$161,861,924.93
9. Servicing Fee (if CFSC or Affiliate IS servicer)	$943,463.37
10. Deposit to Certificate Distribution Account	$0.00

DISTRIBUTIONS FROM PRINCIPAL DISTRIBUTION ACCOUNT
1. Principal to Class A-1 Noteholders	$0.00
2. Principal to Class A-2 Noteholders	$0.00
3. Principal to Class A-3 Noteholders	$161,861,924.93
4. Principal to Class B Noteholders	$0.00
5. Deposit to Certificate Distribution Account	$0.00

RECONCILIATION OF RESERVE ACCOUNT
Beginning Reserve Account Balance	N/A
Draw from Reserve Account to cover shortfalls	$0.00
Interim Specified Reserve Account Balance	$7,392,760.00
Deposit to Reserve Account Needed	$0.00
Deposit to Reserve Account from Collection Account	$0.00
Specified Reserve Account Balance	$7,392,760.00
Reserve Account Release deposited into Certificate Distribution Account	$0.00
Ending Reserve Account Balance	$7,392,760.00

SUMMARY OF DISTRIBUTIONS
Servicing Fee Paid to Servicer	$943,463.37
Servicing Fee Shortfall	$2,339,613.74

Class A-1 Interest Paid	$0.00
Class A-1 Interest Shortfall	$0.00
Class A-1 Principal Paid	$0.00
Ending Class A-1 Principal Balance	$0.00

Class A-2 Interest Paid	$0.00
Class A-2 Interest Shortfall	$0.00
Class A-2 Principal Paid	$0.00
Ending Class A-2 Principal Balance	$0.00

Class A-3 Interest Paid	$10,960,746.01
Class A-3 Interest Shortfall	$0.00
Class A-3 Principal Paid	$161,861,924.93
Ending Class A-3 Principal Balance	$108,138,075.07

Class B Interest Paid	$1,549,468.00
Class B Interest Shortfall	$0.00
Class B Principal Paid	$0.00
Ending Class B Principal Balance	$23,656,000.00

Deposit to Certificate Distribution Account	$0.00

Caterpillar Financial Asset Trust, 2001-A

STATEMENT TO CERTIFICATEHOLDER	EXHIBIT 99.4

ORIGINAL DEAL PARAMETERS
Certificate Balance	$12,422,797.00

INPUTS FROM PREVIOUS PERIOD STATEMENT TO CERTIFICATEHOLDER
Certificate Balance	N/A

CALCULATION OF DISTRIBUTABLE AMOUNTS
Deposit to Certificate Distribution Account from Collection Account plus	$9,307,477.60
Deposit to Certificate Distribution Account from Principal Distribution Account	$0.00
Deposit to Certificate Distribution Account from Reserve Account	$0.00
Total Deposit to Certificate Distribution Account	$9,307,477.60

DISTRIBUTIONS FROM CERTIFICATE DISTRIBUTION ACCOUNT
1. Principal to Fixed Rate Certificateholders	$0.00
2. Any remaining amounts to the Seller	$9,307,477.60

SUMMARY OF DISTRIBUTIONS
Certificates Principal Paid	$0.00
Ending Certificates Principal Balance	$12,422,797.00

Remaining amounts to the Seller	$9,307,477.60

Caterpillar Financial Asset Trust, 2001-A

STATEMENT TO NOTEHOLDERS	EXHIBIT 99.5

Distribution Date	Year End Statement

(i) Amount of principal being paid on Notes

(a) Class A-1 Notes (CUSIP No. 149114 BD1)	$137,987,468.08
per $1,000 original principal balance	$760.48

(b) Class A-2 Notes (CUSIP No. 149114 BE9)	$0.00
per $1,000 original principal balance	$0.00

(c) Class A-3 Notes (CUSIP No. 149114 BF6)	$0.00
per $1,000 original principal balance	$0.00

(d) Class B Notes (CUSIP No. 149114 BG4)	$0.00
per $1,000 original principal balance	$0.00

(f) Total	$137,987,468.08

(ii) Amount of interest being paid on Notes

(a) Class A-1 Notes (CUSIP No. 149114 BD1)	$2,431,806.43
per $1,000 original principal balance	$13.40

(b) Class A-2 Notes (CUSIP No. 149114 BE9)	$2,753,700.00
per $1,000 original principal balance	$20.55

(c) Class A-3 Notes (CUSIP No. 149114 BF6)	$6,733,909.75
per $1,000 original principal balance	$24.25

(d) Class B Notes (CUSIP No. 149114 BG4)	$444,072.20
per $1,000 original principal balance	$28.60

(f) Total	$12,363,488.38

(iii) (a) Aggregate Contract Balance at end of related collection period	$485,065,991.38
(b)Note Value at end of related collection period	$483,097,328.92

(iv) After giving effect to distributions on this Distribution Date

(a) (1) outstanding principal amount of Class A-1 Notes	$43,460,531.92
(2) Class A-1 Note Pool Factor	0.24

(b) (1) outstanding principal amount of Class A-2 Notes	$134,000,000.00
(2) Class A-2 Note Pool Factor	1.00

(c) (1) outstanding principal amount of Class A-3 Notes	$277,687,000.00
(2) Class A-3 Note Pool Factor	1.00

(d) (1) outstanding principal amount of Class B Notes	$15,527,000.00
(2) Class B Note Pool Factor	1.00

(v) Amount of Servicing Fee paid	$2,831,138.23

(vi) Aggregate Amount of Realized Losses for Collection Period	$207,430.59

(vii) Aggregate Purchase Amounts for Collection Period	$894,281.06

(viii) Balance of Reserve Account at end of related Collection Period	$7,763,560.00

(ix) Specified Reserve Account Balance at end of related Collection Period	$7,763,560.00

Caterpillar Financial Asset Trust 2001-A
SERVICING REPORT	EXHIBIT 99.6

Collection Period Month Begin
Collection Period Month End	YEAR END STATEMENT
Previous Payment Date (or Closing Date)	AS OF 12/31/01
Actual Days in Accrual Period	0

ORIGINAL DEAL PARAMETERS
Initial Note Value	$621,084,796.61
Initial Aggregate Contract Balance	$624,415,986.63
Number of Contracts	8,676
Wtd. Avg. APR	8.52%
Wtd. Avg. Remaining Term	39
Annual Servicing Fee Rate	1.00%
Reserve Account Initial Deposit	$7,763,560.00
Class A-1 Note Original Principal Balance	$181,448,000.00
Class A-1 Note Rate	3.7400%
Class A-1 Note Final Scheduled Distribution Date	July 25, 2002
Class A-1 CUSIP Number	149114 BD1
Class A-2 Note Original Principal Balance	$134,000,000.00
Class A-2 Note Rate	4.11%
Class A-2 Note Final Scheduled Distribution Date	December 26, 2003
Class A-2 CUSIP Number	149114 BE9
Class A-3 Note Original Principal Balance	$277,687,000.00
Class A-3 Note Rate	4.85%
Class A-3 Note Final Scheduled Distribution Date	April 25, 2007
Class A-3 CUSIP Number	149114 BF6
Class B Note Original Principal Balance	$15,527,000.00
Class B Note Rate	5.72%
Class B Note Final Scheduled Distribution Date	July 25, 2007
Class B CUSIP Number	149114 BG4
Certificate Balance	$12,422,797.00

INPUTS FROM PREVIOUS PERIOD SERVICER REPORT
Note Value	N/A
Aggregate Contract Balance	N/A
Number of Contracts	N/A
Wtd. Avg. APR	N/A
Wtd. Avg. Remaining Term	N/A
Reserve Account Balance	N/A
Class A-1 Note Outstanding Principal Balance	N/A
Class A-1 Note Interest Shortfall	N/A
Class A-2 Note Outstanding Principal Balance	N/A
Class A-2 Note Interest Shortfall	N/A
Class A-3 Note Outstanding Principal Balance	N/A
Class A-3 Note Interest Shortfall	N/A
Class B Note Outstanding Principal Balance	N/A
Class B Note Interest Shortfall	N/A
Servicing Fee Shortfall	N/A

CURRENT COLLECTION PERIOD ACTIVITY
Total Interest Collections	$24,582,869.85
Total Principal Collections	$136,128,495.19
Residual Collections	$109,714.34
Warranty Repurchases Contracts	$639,542.43
Administrative Repurchases	$254,738.63
Liquidation Proceeds	$647,297.06
Reserve Account Reinvestment Income	$129,914.79
Total Available Amount	$162,492,572.29

Beginning Note Value	N/A
Ending Note Value	$483,097,328.92
Beginning Aggregate Contract Balance	N/A
Ending Aggregate Contract Balance	$485,065,991.38
Number of Contracts at Beginning of Period	8,256
Number of Contracts at End of Period	8,140
Wtd. Avg. APR	8.50%
Wtd. Avg. Remaining Term	33
Aggregate Scheduled Amounts 31-60 days past due	$16,129,275.72
Aggregate Scheduled Amounts 61 days or more past due	$5,807,952.10
Net Losses on Liquidated Receivables this Period	$207,430.59
Repossessed Equipment not Sold or Reassigned (Beginning)	$4,197,489.16
Repossessed Equipment not Sold or Reassigned (End)	$5,760,406.33

CALCULATION OF DISTRIBUTABLE AMOUNTS
Servicing Fee Due	$2,831,138.23
Is CFSC or Affiliate Servicer (Yes / No)?	Yes

Administration Fee	$3,000.00

Class A-1 Noteholders' Monthly Interest Distributable Amount	$2,431,806.43
Class A-1 Noteholders' Interest Carryover Shortfall	$0.00
Class A-1 Noteholders' Interest Distributable Amount	$2,431,806.43

Class A-2 Noteholders' Monthly Interest Distributable Amount	$2,753,700.00
Class A-2 Noteholders' Interest Carryover Shortfall	$0.00
Class A-2 Noteholders' Interest Distributable Amount	$2,753,700.00

Class A-3 Noteholders' Monthly Interest Distributable Amount	$6,733,909.75
Class A-3 Noteholders' Interest Carryover Shortfall	$0.00
Class A-3 Noteholders' Interest Distributable Amount	$6,733,909.75

Class A Noteholders' Monthly Interest Distributable Amount	$11,919,416.18
Class A Noteholders' Interest Carryover Shortfall	$0.00
Class A Noteholders' Interest Distributable Amount	$11,919,416.18

First Priority Principal Distribution Amount	$0.00

Class B Noteholders' Monthly Interest Distributable Amount	$444,072.20
Class B Noteholders' Interest Carryover Shortfall	$0.00
Class B Noteholders' Interest Distributable Amount	$444,072.20

Second Priority Principal Distribution Amount	$63,450,686.08

Regular Principal Distribution Amount	$74,536,782.00

Total Required Payment	$75,814,174.46

Draw from Reserve Account	$0.00

Total Distribution Amount	$162,492,572.29

DISTRIBUTIONS FROM COLLECTION ACCOUNT
1. Servicing Fee (if CFSC or Affiliate is NOT servicer)	$0.00
2. Administration Fee (if CFSC or Affiliate is NOT servicer)	$3,000.00
3. Class A Noteholders' Interest Distributable Amount to Class A Noteholders	$11,919,416.18
4. First Priority Principal Distribution Amount to Principal Distribution Account	$0.00
5. Class B Noteholders' Interest Distributable Amount to Class B Noteholders	$444,072.20
6. Second Priority Principal Distribution Amount to Principal Distribution Account	$63,450,686.08
7. Deposit to Reserve Account	$0.00
8. Regular Principal Distribution Amount to Principal Distribution Account	$74,536,782.00
9. Servicing Fee (if CFSC or Affiliate IS servicer)	$2,831,138.23
10. Deposit to Certificate Distribution Account	$9,307,477.60

DISTRIBUTIONS FROM PRINCIPAL DISTRIBUTION ACCOUNT
1. Principal to Class A-1 Noteholders	$137,987,468.08
2. Principal to Class A-2 Noteholders	$0.00
3. Principal to Class A-3 Noteholders	$0.00
4. Principal to Class B Noteholders	$0.00
5. Deposit to Certificate Distribution Account	$0.00

RECONCILIATION OF RESERVE ACCOUNT
Beginning Reserve Account Balance	N/A
Draw from Reserve Account to cover shortfalls	$0.00
Interim Specified Reserve Account Balance	$7,763,560.00
Deposit to Reserve Account Needed	$0.00
Deposit to Reserve Account from Collection Account	$0.00
Specified Reserve Account Balance	$7,763,560.00
Reserve Account Release deposited into Certificate Distribution Account	$0.00
Ending Reserve Account Balance	$7,763,560.00

SUMMARY OF DISTRIBUTIONS
Servicing Fee Paid to Servicer	$2,831,138.23
Servicing Fee Shortfall	$0.00

Class A-1 Interest Paid	$2,431,806.43
Class A-1 Interest Shortfall	$0.00
Class A-1 Principal Paid	$137,987,468.08
Ending Class A-1 Principal Balance	$43,460,531.92

Class A-2 Interest Paid	$2,753,700.00
Class A-2 Interest Shortfall	$0.00
Class A-2 Principal Paid	$0.00
Ending Class A-2 Principal Balance	$134,000,000.00

Class A-3 Interest Paid	$6,733,909.75
Class A-3 Interest Shortfall	$0.00
Class A-3 Principal Paid	$0.00
Ending Class A-3 Principal Balance	$277,687,000.00

Class B Interest Paid	$444,072.20
Class B Interest Shortfall	$0.00
Class B Principal Paid	$0.00
Ending Class B Principal Balance	$15,527,000.00

Deposit to Certificate Distribution Account	$9,307,477.60

Last Updated on 3/26/02
By cfs