Form 10-K
period 2002-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 2004-03-29
CIK 948409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 Commission File No. 333-24373

CATERPILLAR FINANCIAL FUNDING CORPORATION

(Exact name of Registrant as specified in its charter)

  Nevada                                             88-0342613

(State of incorporation)                         (IRS Employer Identification Number)

    Greenview Plaza

    4040 South Eastern Ave Suite 344

    Las Vegas, Nevada                                89119

(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (702)735-2514

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Not Applicable.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes _ No X

At December 31, 2002, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Financial Services Corporation.

Documents Incorporated by Reference:  See page 4 for the exhibit index.

PART I.

On March 25, 2003, Caterpillar Financial Funding Corporation (the

"Registrant") filed a Form 15 suspending the obligation to file further periodic and other reports under the Securities Exchange Act of 1934, as amended, in respect of Caterpillar Financial Asset Trust 2002-A (the "Trust").  The Registrant did not file on behalf of the Trust an annual report on Form 10-K for the Trust's fiscal year ended December 31, 2002 (the "2002 10-K") based on its belief that the filing was not required following the suspension of the Trust's reporting obligations.  Because the Trust's fiscal year ended December 31, 2002 in the fiscal year in which the Trust was formed and in which the Trust issued its Series 2002-A asset backed notes, under relevant SEC regulations as interpreted and applied by the SEC staff to asset-backed issuers, the Trust's 2002 10-K should have been filed notwithstanding the suspension of its reporting obligation prior to the due date of the 2002 10-K.  Accordingly, we are filing the Trust's 2002 10-K at this time.

Item 1. Business

        Not Applicable.

Item 2. Properties

Caterpillar Financial Asset Trust 2002-A ("the Trust") is a trust established under the laws of the State of Delaware by the Trust Agreement dated July 1, 2002 (the "Trust Agreement") between Caterpillar Financial Funding Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust. Caterpillar Financial Services Corporation (the "Servicer") is the Servicer under a Sale and Servicing Agreement dated July 1, 2002 between the Servicer, the Seller, and the Trust. On July 25, 2002, the Trust issued:

Asset Backed Certificates:

$ 9,449,922 aggregate principal amount

Asset Backed Notes:

$200,578,000 aggregate principal amount of Class A-1 1.818%

$131,500,000 aggregate principal amount of Class A-2 2.23%

$274,700,000 aggregate principal amount of Class A-3 3.15%

$ 15,800,000 aggregate principal amount of Class B 4.03%

The Certificates evidence fractional undivided interests in the Trust. The Seller retained the entire principal amount of the Certificates. The Notes evidence debt obligations of the Trust.

The property of the Trust includes (i) retail installment sale contracts and/or equipment finance lease contracts secured by new and/or used machinery manufactured primarily by Caterpillar Inc. or its affiliate Mitsubishi Caterpillar Forklift America Inc. (the "Financed Equipment"), including rights to receive certain payments made with respect to such contracts sold to the Trust by the Seller, (collectively the "Receivables")(ii) all monies (including accrued interest) due or received thereunder on or after the applicable cutoff date, and (iii) security interests in the Financed Equipment and certain other cross-collateralized equipment, (iv) amounts on deposit in certain trust accounts, including a related Collection Account, any Reserve Account, and Pre-Funding Account and any other account identified in the related Prospectus Supplement, and the proceeds thereof, (v) the rights to proceeds from claims on physical damage, credit life and disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vi) the proceeds of any repossessed Financed Equipment, (vii) the rights of the Seller under the related Purchase Agreement between the Servicer and the Seller, (viii) the interest of the Seller in any proceeds from recourse to dealers on such receivables, (ix) interest earned on short-term investments made by the Trust, and (x) any proceeds of the foregoing.

As of December 31, 2002, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $482,023,583.

For additional information regarding principal and interest payments in respect to the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the year ended December 31, 2002, refer to Exhibits 99.1 – 99.4.

 Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either the Trust property, Trustee, Seller, or Servicer in respect of the Trust.

 Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fiscal year covered by this report to a vote of holders of either the Notes or Certificates.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a)      To the best knowledge of the Registrant, there is no established public market for the Certificates.

      (b)      As of December 31, 2002, the Seller was the sole Certificateholder of record.

Item 6. Selected Financial Data

      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Not Applicable.

Item 8. Financial Statements and Supplementary Data

     Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and            Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Not Applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

      Not Applicable.

Item 11. Executive Compensation

      Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Not Applicable.

Item 13. Certain Relationships and Related Transactions

      Caterpillar Financial Funding Corporation, the Seller, Depositor and sole Certificateholder of record, is a wholly-owned subsidiary of Caterpillar Financial Services Corporation, the Servicer and Administrator for the Trusts.  The aggregate servicing fees and administration fees paid by the Trusts to Caterpillar Financial Services Corporation during the fiscal year are set forth in Exhibit 99.2.

Item 14. Principal Accountant Fees and Services

Not Applicable.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

        Exhibit No.

       31.1 Rule 13a-14(a)/15d-14(a) Certification

  99.1 Trust Annual Statement of Compliance*

       99.2 Trust Statement to Certificateholders*

       99.3      Trust Statement to Noteholders*

       99.4 Trust Servicer's Certificate*

        99.5 Report of Independent Auditors

*Relating to the annual collection period ending December 31, 2002.

      (b) Reports on Form 8-K

           Current report on Form 8-K dated February 18, 2003 (Item 7).

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

CATERPILLAR FINANCIAL FUNDING CORPORATION

(Registrant)

Dated: March 29, 2004                          By: /s/R. Clay Thompson

                                                                                                                                          R. Clay Thompson, Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                    Signature                         Title

March 29, 2004  _/s/Steve Simonson           President (Principle

                   (Steve Simonson)         Executive Officer)

March 29, 2004       /s/James A. Duensing           Treasurer (Principle

                      (James A. Duensing)             Financial Officer)

EXHIBIT INDEX

                                                                                                                                           SEQUENTIALLY

EXHIBIT NO.                                                                                                                   NUMBERED PAGE

31.1       Rule 13a-14(a)/15d-14(a) Certification              8

99.1       Trust Annual Statement of Compliance*               9

99.2       Trust Statement to Certificateholders*             10

99.3       Trust Statement to Noteholders*                    11

99.4       Trust Servicer's Certificate*                      13

99.5       Report of Independent Auditors                     17

  *Relating to the annual collection period ending December 31, 2002.