Form 10-K
period 2003-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 2004-03-29
CIK 948409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003 Commission File No. 333-103949

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

At December 31, 2003, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Financial Services Corporation.

Documents Incorporated by Reference:  See page 4 for the exhibit index.

PART I.

Item 1. Business

        Not Applicable.

Item 2. Properties

Caterpillar Financial Asset Trust 2003-A (the "Trust") is a trust established under the laws of the State of Delaware by the Trust Agreement dated May 1, 2003 (the "Trust Agreement") between Caterpillar Financial Funding Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust. Caterpillar Financial Services Corporation (the "Servicer") is the Servicer under a Sale and Servicing Agreement dated May 1, 2003 between the Servicer, the Seller, and the Trust. On May 28, 2003, the Trust issued:

Asset Backed Certificates:

$ 10,243,196 aggregate principal amount

Asset Backed Notes:

$ 226,300,000 aggregate principal amount of Class A-1 1.22938%

$ 143,000,000 aggregate principal amount of Class A-2 1.25%

$ 284,500,000 aggregate principal amount of Class A-3 1.66%

$ 17,000,000 aggregate principal amount of Class B 2.27%

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

As of December 31, 2003, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $476,641,562.

For additional information regarding principal and interest payments in respect to the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the year ending December 31, 2003, refer to Exhibits 99.1 - 99.4.

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

      (b)   As of December 31, 2003, the Seller was the sole Certificateholder of record.

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

Item 14. Principal Accounting Fees and Services.

      Not Applicable.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

        Exhibit No.

        31.1 Rule 13a-14(a)/15d-14(a) Certification

       91.1 Trust Annual Statement of Compliance*

       99.2 Trust Statement to Certificateholders*

       99.3 Trust Statement to Noteholders*

        99.4 Trust Servicer's Certificate*

  99.5 Report of Independent Auditors

*Relating to the annual collection period ending December 31, 2003.

      (b) Reports on Form 8-K

           Current report on Form 8-K dated February 9, 2004 (Item 7).

      (c) Not Applicable.

      (d) Not Applicable.

      Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

      No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to certificate holders, and the Registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

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

Date                    Signature                         Title

March 29, 2004    _/s/Steve Simonson            President (Principle

                      (Steve Simonson)          Executive Officer)

March 29, 2004       /s/James A. Duensing        Treasurer (Principle

                      (James A. Duensing)             Financial Officer)

EXHIBIT INDEX

                                                               SEQUENTIALLY

EXHIBIT NO.                                                     NUMBERED PAGE

31.1        Rule 13a-14(a)/15d-14(a) Certification            7

99.1        Trust Annual Statement of Compliance*             8

99.2        Trust Statement to Certificateholders*            9

99.3        Trust Statement to Noteholders*                  10

99.4        Trust Servicer's Certificate*                    12

99.5        Report of Independent Auditors                  16

*Relating to the annual collection period ending December 31, 2003.