Form 10-K
CATERPILLAR FINANCIAL FUNDING CORP
filed 2005-03-29
CIK 948409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 333-103949

CATERPILLAR FINANCIAL FUNDING CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	88-0342613
(State of incorporation)	(IRS Employer Identification Number)

Greenview Plaza 4040 South Eastern Ave. Suite 344 Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 735-2514

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

The Registrant is a wholly-owned subsidiary of Caterpillar Financial Services Corporation and meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this form with the reduced disclosure format.

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

At December 31, 2004, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Financial Services Corporation.

PART I.

Item 2. Properties

Caterpillar Financial Asset Trust 2004-A (the "Trust") is a trust established under the laws of the State of Delaware by the Trust Agreement dated May 25, 2004 (the "Trust Agreement") between Caterpillar Financial Funding Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as owner trustee of the Trust. Caterpillar Financial Services Corporation (the "Servicer") is the Servicer under a Sale and Servicing Agreement dated May 1, 2004 among the Servicer, the Seller, and the Trust. On May 25, 2004, the Trust issued:

•	Asset Backed Certificates (the “Certificates”):
$ 9,881,297 aggregate principal amount
•	Asset Backed Notes (the “Notes”):
$ 183,400,000 aggregate principal amount of Class A-1 1.3704%
$ 164,000,000 aggregate principal amount of Class A-2 2.18%
$ 283,300,000 aggregate principal amount of Class A-3 3.13%
$ 18,161,000 aggregate principal amount of Class B 3.71%

The Certificates evidence fractional undivided interests in the Trust. The Seller retained the entire principal amount of the Certificates. The Notes evidence debt obligations of the Trust.

The property of the Trust includes (i) equipment retail installment sale contracts and finance lease contracts secured by new and used machinery manufactured primarily by Caterpillar Inc. or its affiliate Mitsubishi Caterpillar Forklift America Inc. (the "Financed Equipment"), including rights to receive certain payments made with respect to such contracts sold to the Trust by the Seller, (collectively the "Receivables"), (ii) all monies (including accrued interest) due or received thereunder on or after the applicable cutoff date, (iii) security interests in the Financed Equipment and certain other cross-collateralized equipment, (iv) such amounts as from time to time may be held in one or more accounts established and maintained by the Servicer pursuant to the Sale and Servicing Agreement or the Trust Agreement and the short-term investments made from those collections, (v) the rights to proceeds from claims on physical damage, credit life, or disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vi) the proceeds of any repossessed Financed Equipment, (vii) the rights of the Seller under the related Purchase Agreement between the Servicer and the Seller, (viii) the interest of the Seller in any proceeds from recourse to dealers on such receivables, (ix) interest earned on short-term investments made by the Trust, and (x) any proceeds of the foregoing.

As of December 31, 2004, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $488,346,743.

For additional information regarding principal and interest payments in respect to the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the year ending December 31, 2004, refer to Exhibits 99.1 - 99.4.

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either the Trust property, Trustee, Seller, or Servicer in respect of the Trust.

PART II.

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of
Equity Securities

(a)	To the best knowledge of the Registrant, there is no established public market for the Certificates.

(b)	As of December 31, 2004, the Seller was the sole Certificateholder of record.

PART III.

Item 13. Certain Relationships and Related Transactions

Caterpillar Financial Funding Corporation, the Seller, Depositor and sole Certificateholder of record, is a wholly owned subsidiary of Caterpillar Financial Services Corporation, the Servicer and Administrator for the Trust. The aggregate servicing fees and administration fees paid by the Trust to Caterpillar Financial Services Corporation during the fiscal year are set forth in Exhibit 99.3.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report:

Exhibit No.
31	Certification of Steven R. Elsesser, Controller of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.1	Trust Annual Statement of Compliance
99.2	Trust Statement to Certificateholders
99.3	Trust Statement to Noteholders
99.4	Trust Servicer’s Certificate
99.5	Report of Independent Auditors

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

No Annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to Certificateholders, and the Registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Funding Corporation
(Registrant)

Dated: March 29, 2005	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Chief Financial Officer

Dated: March 29, 2005	By:	/s/ James A. Duensing
James A. Duensing, Treasurer