Form 10-K
period 2005-12-31
CATERPILLAR FINANCIAL FUNDING CORP
filed 2006-03-29
CIK 948409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 333-123328

CATERPILLAR FINANCIAL ASSET TRUST 2005-A
(Issuer of Securities)

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

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Rule 12b-2 of the Act).
Large accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completely second fiscal quarter.   Not applicable

At March 28, 2006, one hundred shares of the common stock of the Registrant were outstanding, all of which are owned by Caterpillar Financial Services Corporation. The issuer does not have any voting stock.

PART I.

Item 1. Business
This Annual Report on Form 10-K is filed with respect to Caterpillar Financial Asset Trust 2005-A (the “Trust”), a Delaware statutory trust formed pursuant to a Trust Agreement, dated as of April 8, 2005 between Caterpillar Financial Funding Corporation (the "Seller"), and Chase Bank U.S.A., N.A., as owner trustee. The Trust issued $843,140,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B (the “Notes”) pursuant to an Indenture dated as of April 1, 2005 (the “Indenture”), between the Trust and U.S. Bank National Association , as indenture trustee. The Trust also issued $10,677,293 in aggregate principal amount of certificates, which were not offered to the public.

Item 1A. Risk Factors
Not Applicable

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
On April 28, 2005, the Trust issued:

•	Asset Backed Certificates (the “Certificates”):
$ 10,677,293 aggregate principal amount
•	Asset Backed Notes (the “Notes”):
$ 214,300,000 aggregate principal amount of Class A-1 3.2056%
$ 219,000,000 aggregate principal amount of Class A-2 3.66%
$ 244,000,000 aggregate principal amount of Class A-3 3.90%
$ 142,360,000 aggregate principal amount of Class A-4 4.10%
$   23,480,000 aggregate principal amount of Class B 4.27%

The Certificates evidence fractional undivided interests in the Trust. The Seller retained the entire principal amount of the Certificates. The Notes evidence debt obligations of the Trust.

The property of the Trust includes (i) installment sale contracts and finance leases (collectively, “receivables”) that are transferred to that Trust, (ii) all monies (including accrued interest) due or received under the receivables on or after the applicable cut-off date, (iii) amounts as from time to time may be held in one or more accounts established and maintained by the servicer pursuant to the related sale and servicing agreement, (iv) security interests in the financed equipment and in certain other cross-collateralized equipment, (v) the rights to proceeds from claims on physical damage, credit life, liability and disability insurance policies, if any, covering the financed equipment or obligors, as the case may be, (vi) the proceeds of any repossessed financed equipment, (vii) the rights of the Seller under the Purchase Agreement dated April 1, 2005 (the “Purchase Agreement”) between the Servicer and the Seller and, (viii) the interest of the seller in any proceeds from recourse to Caterpillar dealers with respect to receivables, (ix) the interest earned on short-term investments made by the trust, and (x) any proceeds of the foregoing.

As of December 31, 2005, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the receivables remaining in the Trust was approximately $626,771,525.

For additional information regarding principal and interest payments in respect to the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the year ending December 31, 2005, refer to Exhibits 99.1 - 99.4.

Item 3. Legal Proceedings
The Registrant knows of no material pending legal proceedings involving the Trust.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders in the reporting year.

PART II.

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of
Equity Securities
(a)	To the best knowledge of the Registrant, there is no established public market for the Certificates.

(b)	As of December 31, 2005, the Seller was the sole Certificateholder of record.

        Item 6. Selected Financial Data
        Not Applicable

        Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        Not Applicable

       Item 7A. Quantitative and Qualitative Disclosures About Market Risk
       Not Applicable

       Item 8. Financial Statements and Supplementary Data
       Not Applicable

       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
       Not Applicable

       Item 9A. Controls and Procedures
       Not Applicable

       Item 9B. Other Information
       None

PART III.

Item 10. Directors and Executive Officers of the Registrant

Not Applicable

Item 11. Executive Compensation

Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
Matters

Caterpillar Financial Funding Corporation owns 100% of the certificates issued by the Trust

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

In addition, in 2005, Caterpillar Financial Services Corporation performed administrative services on behalf of Caterpillar Financial Funding Corporation pursuant to a services agreement. The total compensation paid under such agreement for 2005 was $121,200.

Item 14. Principal Accounting Fees and Services

Not Applicable

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

(b) Current Reports on Form 8-K (each of which includes, along other things, a Monthly Statement to Noteholders) incorporated by reference from the Registrant's filings with the Securities and Exchange Commission, dated May 25, June 27, July 25, August 25, September 26, October 25, November 25 and December 27, 2005.

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

Caterpillar Financial Funding Corporation
(Registrant)

Dated: March 29, 2006	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Chief Financial Officer

Dated: March 29, 2006	By:	/s/ James A. Duensing
James A. Duensing, Treasurer